Form 10QSB
period 2005-09-30
SPRINGFIELD FINANCIAL INC
filed 2005-11-10
CIK 832098

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2005


                       Commission File Number: 33-21165-D


                           Springfield Financial, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Colorado                                       84-1079153
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


             12773 Forest Hill Boulevard, West Palm Beach, FL 33414
           -----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (561) 798-2907
                           --------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X             No
                                ----              ---


As of September 30, 2005, the Registrant had 1,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.    Financial Information

      Item I.    Financial Statements

                 Balance Sheets as of September 30, 2005
                  (unaudited) and December 31, 2004                         2

                 Statements of Operations, Three Months
                   Ended September 30, 2005 and 2004 (Unaudited)            3

                 Statements of Operations, Nine Months
                   Ended September 30, 2005 and 2004 (unaudited)            4

                 Statements of Cash Flows, Nine Months
                   Ended September 30, 2005 and 2004 (unaudited)            5

                 Notes to Financial Statements                              6

      Item 2.    Management's Discussion and Analysis of
                 Financial Conditions and Results of
                 Operations                                                 7

Part II.   Other Information                                                8


                           Springfield Financial, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                     ASSETS

                                                   September 30,     December 31,
                                                        2005             2004
                                                    (Unaudited)      (See Note 1)
                                                   -------------    -------------
Current Assets:
         Cash                                      $       3,367    $        --
                                                   -------------    -------------
  Total Assets                                     $       3,367    $        --
                                                   =============    =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable, related party           $         786    $        --
                                                   -------------    -------------
  Total Current Liabilities                                  786             --
                                                   -------------    -------------

Stockholders' Equity:
Preferred stock, no par value; 50,000,000 shares
   authorized, none issued and outstanding                  --               --
Common Stock, no par value, 500,000,000 shares
     Authorized, 1,000,000 and 250,000 shares
     issued and outstanding at September 30,
     2005 and December 31, 2004, respectively            333,567          303,567
Stock subscriptions receivable                           (20,000)            --
Accumulated (deficit)                                   (303,567)        (303,567)
Accumulated (deficit) during development stage            (7,419)            --
                                                   -------------    -------------
Total Stockholders' Equity                                 2,581             --
                                                   -------------    -------------

Total Liabilities and Stockholders' Equity         $       3,367    $        --
                                                   =============    =============





The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                September 30,    September 30,
                                                     2005             2004
                                                -------------    -------------

Revenues                                        $        --      $        --
                                                -------------    -------------

Operating Expenses:
  Professional fees                                       277             --
  General and administrative                              509             --
                                                -------------    -------------
Total Operating Expenses                                  786             --
                                                -------------    -------------
Net (Loss)                                      $        (786)            --
                                                -------------    -------------

Per Share                                       $         nil    $         nil
                                                =============    =============

Weighted Average Number of Shares Outstanding       1,000,000          250,000
                                                =============    =============












The accompanying notes are an integral part of the financial statements.


                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        For the
                                                                      Period from
                                                                       November 2,
                                                                     2004 (date of
                                                                        charter
                                           Nine Months Ended          renewal) to
                                    September 30,    September 30,   September 30,
                                         2005             2004            2005
                                    -------------    -------------   -------------
Revenues                            $        --      $        --     $        --
                                    -------------    -------------   -------------

Operating Expenses:
  Audit and accounting                      4,870             --             4,870
  Professional fees                         1,617             --             1,617
  General and administrative                  932             --               932
                                    -------------    -------------   -------------
Total Operating Expenses                    7,419             --             7,419
                                    -------------    -------------   -------------
Net (Loss)                          $      (7,419)            --            (7,419)
                                    -------------    -------------   -------------

Per Share                           $        (.01)   $         nil   $        (.01)
                                    =============    =============   =============

Weighted Average Number of Shares
 Outstanding                            1,000,000          250,000         795,455
                                    =============    =============   =============







The accompanying notes are an integral part of the financial statements.



                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the
                                                                         Period from
                                                                          November 2,
                                                                        2004 (date of
                                                                           charter
                                              Nine Months Ended          renewal) to
                                       September 30,    September 30,   September 30,
                                            2005             2004            2005
                                       -------------    -------------   -------------
Cash Flows from Operating
 Activities:
  Net (loss)                           $      (7,419)   $        --     $      (7,419)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
   Increase in accounts payable,
    related party                                786             --               786
                                       -------------    -------------   -------------
Net Cash Provided by Operating
 Activities                                   (6,633)            --            (6,633)
                                       -------------    -------------   -------------

Cash Flows from Investing
 Activities                                     --               --              --
                                       -------------    -------------   -------------

Cash Flows from Financing Activities
  Common stock issued for cash                10,000             --            10,000
                                       -------------    -------------   -------------

Increase in Cash                               3,367             --             3,367

Cash, Beginning of Period                       --               --              --
                                       -------------    -------------   -------------
Cash, End of Period                    $       3,367    $        --     $       3,367
                                       =============    =============   =============
Interest Paid                          $        --      $        --     $        --
                                       =============    =============   =============
Income Taxes Paid                      $        --      $        --     $        --
                                       =============    =============   =============






The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2005 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of September 30, 2005, and the statements of operations and the statements of cash flows for the nine month periods ended September 30, 2005 and 2004, have been prepared by Springfield Financial, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2005 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-SB, filed with the Securities and Exchange Commission.

(2)   Basis of Presentation - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management has opted to resume the filing of Securities and Exchange Commission
(SEC) reporting documentation and then to seek a business combination. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

(3)   Common Stock

On January 31, 2005, the Company issued 75,000,000 pre-split shares (750,000 post split) of its common stock, representing 75% of its common stock outstanding at January 31, 2005 in exchange for $30,000. As of September 30, 2005, Pride contributed $10,000 of the $30,000. The remaining $20,000 will be contributed subsequent to September 30, 2005 and is accounted for as stock subscriptions receivable. Pride has also agreed to advise the Company as to potential business combinations. This transaction resulted in a change in control of the Company.

Effective March 31, 2005, the Company effected a one for one hundred reverse stock split, effectively reducing the number of outstanding shares to 1,000,000 shares of common stock.

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Springfield Financial, Inc., (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on February 26, 1988. The registrant was organized to engage in the acquisition of assets and properties or effectuate a merger, which management believes has good business. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities.

The Company generated no revenues during the quarter ended September 30, 2005, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. Operating expenses for the three and nine month periods ended September 30, 2005 totaled $786 and $7,419, respectively, and consist principally of auditing, accounting and professional fees related to filing the Company's Form 10-SB Registration that became effective in August 2005. The Company incurred no expenses during the three and nine month periods ended September 30, 2004.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2005, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         31.1   Certification of Chief Executive           Filed herewith
                Officer and Chief Financial Officer        electronically
                pursuant to Section 302 of  the
                Sarbanes-Oxley Act of 2002

         31.2   Certification of Vice President            Filed herewith
                pursuant to Section 302 of the             electronically
                Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive           Filed herewith
                Officer and Chief Financial                electronically
                Officer pursuant to 18 U.S.C.
                Section 1350

         32.2   Certification of Vice President            Filed herewith
                pursuant to 18 U.S.C.                      electronically
                Section 1350

         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Springfield Financial, Inc.

Date: November 10, 2005

By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Treasurer, Chief Executive Officer and
  Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President