Form 10KSB
period 2005-12-31
SPRINGFIELD FINANCIAL INC
filed 2006-04-17
CIK 832098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended - December 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from:

                       Commission file number: 33-21165-D

                           Springfield Financial, Inc.
                 (Name of Small Business Issuer in its charter)


                Colorado                                  84-1079153
     (State or other jurisdiction                     (I.R.S. Employer
     incorporation or organization)                 Identification Number)


             12773 Forest Hill Boulevard, West Palm Beach, FL 33414
                    (Address of principal executive offices)

                    Issuer's telephone number: (561) 798-2907

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

         State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $ -0-

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable.

                      (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                         1,000,000 as of March 31, 2006.

   Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1.  BUSINESS

Springfield Financial, Inc., (the "registrant" or "Company") was incorporated under the laws of the state of Colorado on February 26, 1988. The registrant was organized to engage in the acquisition of assets and properties which management believes has good business potential and the Company acquired a number of real estate and promissory note properties.

In connection with its corporate purposes, the registrant filed a registered statement for a public offering of its common stock, which became effective October 4, 1988. This offering was made pursuant to a registration statement under the Securities Act of 1933 filed with the Securities and Exchange Commission in New York, New York on Form S-18.

The Company subsequently ceased active business operations and the Company was dissolved by the Colorado Secretary of State effective November 27, 1989 and has been dormant since. All previously existing contracts, including Stock Option Plans, were terminated. The Company has been reinstated by the Colorado Secretary of State effective November 2, 2004.

In January 2005, the Board, appointed three new members and officers, Michael Schumacher, George A. Powell and Peter Porath, all of whom are shareholders of the firm Pride Equities, Inc. (Pride). Management then secured the services of Pride to assist the Company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $5,000 as paid in capital to the Company to pay for the costs of current accounting and filings with the Securities and Exchange Commission, so as to reactivate the Company as a reporting company. Pride also committed to contribute additional funds, up to a maximum of $25,000, to cover other costs associated with the Company's efforts to become a reporting company. In consideration for these services and capital contribution(s), the Company issued Pride 75,000,000 shares, pre one for one hundred stock split (750,000 post split), of its common stock representing approximately 75% of its common stock outstanding as of January 31, 2005.

Pursuant to the Articles of Incorporation, the Company is authorized to issue 500,000,000 shares of common stock with no par value and 50,000,000 shares of no par value Preferred Stock. As of March 31, 2006, there are 1,000,000 shares of common stock outstanding.

Since 1989, the Company has not engaged in any operations and has been dormant. As such, the Company may presently be defined as a "shell" company, whose sole purpose, at this time, is to locate and consummate a merger or acquisition with a private entity.

The Company has opted to resume the filing of reporting documentation in an effort to maximize shareholder value. The best use and primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

GENERAL BUSINESS PLAN

At this time, the Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See Item 7. "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

The Company intends to advertise and promote the Company privately. The Company has not yet prepared any notices or advertisement.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, little or no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Management intends to concentrate on identifying preliminary prospective business opportunities, which may be brought to its attention through present associations of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

The Officers of the Company have limited experience in managing companies similar to the Company and shall rely upon their own efforts, in accomplishing the business purposes of the Company. The Company may from time to time utilize outside consultants or advisors to effectuate its business purposes described herein. No policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. The Company has limited capital with which to pay these anticipated expenses.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company does not intend to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a) (1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company may personally meet with management and key personnel, may visit and inspect material facilities, obtain analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

COMPETITION

The Company will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 12773 Forest Hill Boulevard, West Palm Beach, FL 33414, which is the address of its Vice-President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS.

In the opinion of counsel there are no known legal proceedings or outstanding judgments against the Company, nor any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following items were submitted to a vote of the security holders of the Company on January 31, 2005. All items were approved

     o    A 1 for 100 reverse stock split-with fractional shares rounded up
     o    Issuance of new certificates to be held by the Company
     o The issuance of 75,000,000, pre-split, shares (750,000 post split) to Pride Equities, Inc.
     o To authorize the filing of Restated Articles of Incorporation, if desired by the Board of Directors
     o To reduce all time periods, either in the Articles or By-laws, to the minimum time period allowed by state law, as enacted from time to time.
     o The election of a new Board of Directors to consist of Michael Schumacher, George Powell, and Peter Porath


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) Market Information.

There is not a market for the Company's securities.

(b) Holders.

As of March 31, 2005, there are approximately 41 holders of the Company's Common Stock.

(c) Dividends.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings, which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations

The Company incorporated in Colorado. The Company was dissolved by the Colorado Secretary of State effective November 27, 1989, and the registrant has been dormant since then. The Company was reinstated by the Secretary of State of Colorado effective November 2, 2004.

In the year 2004, management, in an effort to salvage value for the sake of their shareholders and therefore optimize their interests, decided to structure the Company as a potential merger candidate or "blank check" company. It caused to be filed five years of the most recent annual audited financial statements of the Company so as to resume reporting status.

The Company believes that while there is some doubt as to the Company's continuance as a going concern, its success is dependent upon its ability to meet its financing requirements and the success of its future operations or completion of a successful business combination. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity to the Company to continue as a going concern.

In the opinion of legal counsel there are no known outstanding judgments against the Company, nor any pending litigation.

Since 1989, the Company has ceased all substantive operations.

Liquidity and Capital Resources.

On February 26, 1988, the date of original formation, the Company issued 25,000,000, pre-split, shares of common stock. On January 31, 2005, the Company issued 75,000,000, pre-split, shares for services to assist the Company in becoming fully reporting with the Securities & Exchange Commission and an initial capital contributions of $10,000 cash. As part of said agreement with the Company, Pride has agreed to provide future funding, up to an additional of $20,000, to assist the Company in either starting a new business or locating a business combination. It is the opinion of the Company's management that the fair value of stock issued under this arrangement is $30,000. The measurement date for the issuance of stock was January 31, 2005. On January 31, 2005, the Company effected a one for one hundred reverse stock split which resulted in Pride owning 750,000 post split shares of common stock.

The Company has no operating history as a "blank check" company and no material assets.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          INDEX TO FINANCIAL STATEMENTS

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)



                              FINANCIAL STATEMENTS

                                      with

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


     Report of Independent Registered Public Accounting Firm            F-2

     Financial Statements:

              Balance Sheet                                             F-3

              Statements of Operations                                  F-4

              Statement of Changes in Stockholders' Equity              F-5

              Statements of Cash Flows                                  F-6

              Notes to Financial Statements                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Springfield Financial, Inc.
Denver, CO

We have audited the accompanying balance sheet of Springfield Financial, Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004, and for the period from November 2, 2004 (date of development stage) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Springfield Financial, Inc. (a development-stage company) as of December 31, 2005, and the results of its operations, changes in its stockholders' equity and its cash flows for the years ended December 31, 2005 and 2004, and for the period from November 2, 2004 (date of development stage) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has limited working capital and no active business operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

April 17, 2006

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2005

                                     ASSETS


Current Assets:
  Cash                                                       $   2,065
                                                             ---------
  Total Current Assets                                           2,065
                                                             ---------
TOTAL ASSETS                                                 $   2,065
                                                             =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable, related party                            $     964
                                                             ---------
  Total Current Liabilities                                        964
                                                             ---------
TOTAL LIABILITIES                                                  964
                                                             ---------
Stockholders' Equity:
  Common stock, no par value
   500,000,000 shares authorized,
   1,000,000 issued and outstanding                            333,567
  Stock subscriptions                                          (20,000)
  Accumulated (deficit)                                       (303,567)
  Accumulated (deficit) during the development stage            (8,899)
                                                             ---------

TOTAL STOCKHOLDERS' EQUITY                                       1,101
                                                             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   2,065
                                                             =========




The accompanying notes are an integral part of the financial statements.


                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                        For the period
                                                                        from November
                                                                        2, 2004 (date
                                                                        of development
                                            For the Year Ended          stage) through
                                                December 31              December 31
                                           2005             2004             2005
                                      -------------    -------------    -------------
Revenue                               $        --      $        --      $        --
                                      -------------    -------------    -------------

Expenses:
  Audit and accounting                        5,830             --              5,830
  Professional fees                           2,508             --              2,508
  Other                                         561             --                561
                                      -------------    -------------    -------------
                                              8,899             --              8,899
                                      -------------    -------------    -------------


Net (Loss)                            $      (8,899)   $        --      $      (8,899)
                                      -------------    -------------    -------------

Per Share                             $        (.01)   $        --      $        (.01)
                                      =============    =============    =============

Weighted Average Shares Outstanding         936,301          250,000          885,787
                                      =============    =============    =============







The accompanying notes are an integral part of the financial statements.


                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
          For the Period from January 1, 2003 through December 31, 2005
                                                                                                          Accumulated
                                                                                                           (Deficit)
                                                                                                           during the
                        Preferred      Stock       Common       Stock          Stock       Accumulated    Development
                       No./Shares     Amount     No./Shares     Amount     Subscriptions    (Deficit)        Stage         Total
                       ----------   ----------   ----------   ----------   -------------   -----------    -----------   ----------
Balance at
  January 1, 2003            --     $     --        250,000   $  303,567   $        --     $   (303,567)  $      --     $     --

Net loss-year ended
  December 31, 2004          --           --           --           --              --             --            --           --
                       ----------   ----------   ----------   ----------   -------------   ------------   -----------   ----------
Balance at
  December 31, 2004          --           --        250,000      303,567            --         (303,567)         --           --
Stock issued for
  cash at                    --           --        750,000       30,000         (20,000)          --            --         10,000
Net loss-year ended
  December 31, 2005          --           --           --           --              --             --          (8,899)      (8,899)
                       ----------   ----------   ----------   ----------   -------------   ------------   -----------   ----------
Balance at
   December 31, 2005         --     $     --      1,000,000   $  333,567   $     (20,000)  $   (303,567)  $    (8,899)  $    1,101
                       ==========   ==========   ==========   ==========   =============   ============   ===========   ==========


The accompanying notes are an integral part of the financial statements.


                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS


                                                                                    For the period
                                                                                    from November
                                                                                    2, 2004 (date
                                                                                    of development
                                                        For the Year Ended          stage) through
                                                            December 31              December 31
                                                       2005             2004             2005
                                                  -------------    -------------    -------------
Cash Flows from Operating Activities:
 Net (Loss)                                       $      (8,899)   $        --      $      (8,899)
 Adjustment to reconcile net (loss)
  to net cash provided by operating activities:
    Increase in accounts payable                            964             --                964
                                                  -------------    -------------    -------------

  Net Cash  (Used in) Operating Activities               (7,935)            --             (7,935)
                                                  -------------    -------------    -------------

Cash Flows from Investing Activities                       --               --               --
                                                  -------------    -------------    -------------

Cash Flows from Financing Activities:
  Stock issued for cash                                  10,000             --             10,000
                                                  -------------    -------------    -------------

  Net Cash Provided by Financing Activities              10,000             --             10,000

Increase in Cash                                          2,065             --              2,065

Cash, Beginning of Period                                  --               --               --
                                                  -------------    -------------    -------------

Cash, End of Period                               $       2,065    $        --      $       2,065
                                                  =============    =============    =============

Interest Paid                                     $        --      $        --      $        --
                                                  =============    =============    =============

Income Taxes Paid                                 $        --      $        --      $        --
                                                  =============    =============    =============

The accompanying notes are an integral part of the financial statements.

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

(1)      Summary of Accounting Policies, and Description of Business
         -----------------------------------------------------------

This summary of significant accounting policies of Springfield Financial, Inc. (Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

         (a)      Organization and Description of Business
                  ----------------------------------------

         The Company was incorporated on February 26, 1988 under the laws of the State of Colorado.

         On November 27, 1989, the Company was dissolved, by action of the Colorado Secretary of State. Since November 27, 1989, the Company has not engaged in any operations and has been dormant.

         Effective November 2, 2004, the Company reinstated its charter and commenced activities to become reporting with the SEC with the intention to become a publicly trading company.

         (b)      Use of Estimates in the Preparation of Financial Statements
                  -----------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (c)      Per Share Information
                  ---------------------

         The computation of loss per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

         (d)      Basis of Presentation - Going Concern
                  -------------------------------------

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

         Management has opted to resume the filing of Securities and Exchange Commission (SEC) reporting documentation and then to seek a business combination. (See Note 4) Management believes that this plan provides an opportunity for the Company to continue as a going concern.

                          SPRINGFIELD FINANCIAL, INC.
                          ---------------------------
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                               December 31, 2005

(1)      Summary of Accounting Policies, Continued
         -----------------------------------------

         (e)      Recently Enacted Accounting Standards
                  -------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-based Payment", were recently issued. These standards have no current applicability to the Company or their effect on the financial statements would have been insignificant.

         (f)      Risks and Uncertainties
                  -----------------------

         The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to complete a business combination.

         (g)      Revenue Recognition
                  -------------------

         The Company has had no revenue to date.

         (h)      Cash and Cash Equivalents
                  -------------------------

         The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

         (i)      Fair Value of Financial Instruments
                  -----------------------------------

         Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, cash equivalents, accounts payable-related party approximate their estimated fair values due to their short-term maturities.

         (j)      Income taxes
                  ------------

         The Company records deferred taxes in accordance with Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The statement requires recognition of deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

         (k)      Development Stage Company
                  -------------------------

         Based upon the Company's business plan, it is a development stage enterprise since planned principal operations have not yet commenced. Accordingly, the Company presents its financial statements in conformity with the accounting principals generally accepted in the United States of America that apply in establishing operating enterprises. As a development state enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from commencement of development stage to the current balance sheet date. The development stage began November 2, 2004 when the Company was reinstated as a Colorado corporation.

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

(1)      Summary of Accounting Policies, Continued
         -----------------------------------------

         (l)      Other
                  -----

         The Company has selected December 31 as its fiscal year end.

         The Company has paid no dividends.

         No advertising expense has been incurred.

         The Company consists of one reportable business segment.

         The Company has not entered into any leases.

(2)      Income Taxes
         ------------

The Company has an estimated net operating loss carry forward of approximately $8,900 and $0 at December 31, 2005 and 2004, respectively, to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2025. The net operating loss carry forward prior to the year ended December 31, 2005 has expired or is restricted due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                Estimated            Estimated               Change in
               NOL Carry-    NOL    Tax Benefit  Valuation   Valuation   Net Tax
Period Ending    forward   Expires    from NOL   Allowance   Allowance   Benefit
 December 31,
    2005          8,900      2025      1,600      (1,600)     (1,600)      --

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating
loss carry forward                                                     (15%)
State tax benefit, net of federal benefit                              (3.5%)
Deferred income tax valuation allowance                                18.5%
                                                                   -------------
Actual tax rate                                                          0%
                                                                   =============

(3)      Common Stock Issued
         -------------------

As of December 31, 2005, the Company's Articles of Incorporation, as amended, authorized the issuance of up to 500,000,000 shares of no par value common stock and up to 50,000,000 shares of no par value preferred stock. As of December 31, 2005, there were 1,000,000 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding.

On February 26, 1988, the date of original formation, the Company issued 25,000,000 shares of common stock. On January 31, 2005, the Company issued an additional 75,000,000 pre-split shares (750,000 post split) of its common stock, representing 75% of its common stock outstanding at January 31, 2005 in exchange for $30,000. As of December 31, 2005, Pride had contributed $10,000 of the $30,000. The remaining $20,000 will be contributed subsequent to December 31, 2005 and is accounted for as stock subscriptions receivable. Pride has also agreed to advise the Company as to potential business combinations. This transaction resulted in a change in control of the Company.

Effective January 31, 2005, the Company effected a one for one hundred reverse stock split, effectively reducing the number of outstanding shares to 1,000,000 shares of common stock.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                          AGE            POSITION

Michael Schumacher            56             President, Treasurer, Director and
                                                Chief Financial
Officer

Peter Porath                  73             Vice-President and Director


George Powell                 80             Secretary and Director


Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of the Company since January 2005. Mr. Schumacher was President and Chairman of the Board of Prime Rate Income and Dividend Enterprises, Inc., a public company, until December 2002. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., a public company) from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico, an inactive public company. He is also, since June 2003, a Vice-President and Director of National Superstars, Inc, an inactive pubic company. Since December 2004, he has been a director of Marwich II, Ltd., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher is President and Treasurer of Birch Branch, Inc. Mr. Schumacher is also a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

Peter Porath has been Vice-President and a director of the Company since October 2004. Since January 2003, Mr. Porath has been President and a Director of Federal Mortgage Corporation of Puerto Rico, an inactive public company. He is also, since June 2003, a President and Director of National Superstars, Inc, an inactive pubic company. Since December 2004, he has been a director of Marwich II, Ltd., an inactive public company. Mr. Porath is currently a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., (a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants for Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company, and developer in Wellington and Palm Beach, now a city of 30,000 people. Mr. Porath holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

George A. Powell has been Secretary and a Director of the Company since October 2004. Mr. Powell has been a director, secretary and vice-president of PRIDE, Inc. Mr. Powell was previously, until September 22, 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public reporting company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV). Since December 2004, he has been a director of Marwich II, Ltd., an inactive public company. Mr. Powell is currently a director, secretary, and vice-president of Birch Branch, Inc. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

SIGNIFICANT EMPLOYEES

The Company has no regular employees. Michael Schumacher, Peter Porath, and George A. Powell each devote approximately 5% of their time to the Company's business.

ITEM 10. EXECUTIVE COMPENSATION.

Presently, none of the Company's current officers or directors received any compensation for their respective services rendered unto the Company. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. The Company currently has no funds available to pay officers or directors. Further, none of the officers or directors are accruing any compensation pursuant to any agreement with the Company.

It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity that proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finder's fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of December 31, 2005 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                                NUMBER OF            PERCENTAGE
                                               SHARES OWNED           OF SHARES
                                              OR CONTROLLED             OWNED

Michael Schumacher,
beneficially through Pride Equities, Inc.
Denver, Colorado                                    750,000             75.0%

Michael Schumacher,
Beneficially through siblings and children            9,000              0.9%
                                              -------------             ----

                                                    759,000             75.9%

George A Powell, beneficially though
Eula Mae Powell, wife                                25,000              2.5%

All Officers and Directors as a Group               784,000             78.4%


All Officers, Directors, and more than
5% owners, as a group                               784,000             78.4%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2005, The Board, appointed three new members and officers, Michael Schumacher, George A. Powell and Peter Porath, shareholders of the firm. Pride Equities, Inc. (Pride) and management likewise secured the services of Pride, a consulting firm, which is expected to assist the Company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $5,000.00 as paid in capital to the Company to pay costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. Pride has also agreed to contribute up to an additional $25,000 of funding to cover the associated costs relating to becoming a reporting company. Pride has also agreed to advise the Company as to potential business combinations. In consideration for these services and the capital contribution(s), the Company issued Pride 75,000,000, pre reverse split shares of its common stock, (750,000 post split) representing 75% of its common stock outstanding as of January 31, 2005.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

No reports on Form 8-K have been filed during the period covered by this report.

(c) Exhibits.

* 3.1 Articles of Incorporation
* 3.2 Bylaws of the Company

* These documents are rendered as previously filed and incorporated by reference to the Company's previous filings with the Securities and Exchange Commission.


31.1   Certification of Chief Executive         Filed herewith
       Officer and Chief Financial Officer      electronically
       pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002

31.2   Certification of Vice President          Filed herewith
       pursuant to Section 302 of  the          electronically
       Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive         Filed herewith
       Officer and Chief Financial Officer      electronically
       pursuant to 18 U.S.C.
       Section 1350

32.2   Certification of Vice President          Filed herewith
       pursuant to 18 U.S.C.                    electronically
       Section 1350

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Springfield Financial, Inc.

Date:  April 17, 2006

By:


 /s/ Michael Schumacher
----------------------------
Michael Schumacher
President, Treasurer,
 Chief Executive Officer and
  Chief Financial Officer



By:


  /s/ Peter Porath
----------------------------
Peter Porath
Vice-President


By:


  /s/ George A. Powell
----------------------------
George A. Powell
Secretary