Form 10QSB
period 2006-03-31
SPRINGFIELD FINANCIAL INC
filed 2006-05-22
CIK 832098

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2006


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


             12773 Forest Hill Boulevard, West Palm Beach, FL 33414
           ----------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (561) 798-2907
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X                No _____
                                -----


As of March 31, 2006, the Registrant had 1,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.           Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of March 31, 2006
                   (unaudited) and December 31, 2005                        2

                  Statements of Operations, Three Months
                    Ended March 31, 2006 and 2005 (unaudited)               3

                  Statements of Cash Flows, Three Months
                    Ended March 31, 2006 and 2005 (unaudited)               4

                  Notes to Financial Statements                             5

         Item 2.  Management's Discussion and Analysis of
                     Financial Conditions and Results of
                     Operations                                             6

Part II.  Other Information                                                 7

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                               BALANCE SHEETS


                                                   March 31,     December 31,
                                                     2006           2005
                                                  (Unaudited)    (See Note 1)
                                                 ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                           $      2,035    $      2,065
                                                 ------------    ------------
  Total Assets                                   $      2,035    $      2,065
                                                 ============    ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable, related party                $      1,654    $        964
  Accrued expenses                                      3,000            --
                                                 ------------    ------------
  Total Current Liabilities                             4,654             964
                                                 ------------    ------------

Stockholders' Equity (Deficit):
Common Stock, no par value,
     500,000,000 shares authorized
     1,000,000 shares issued and
     outstanding                                      333,567         333,567
Stock subscriptions                                   (20,000)        (20,000)
Accumulated (deficit)                                (303,567)       (303,567)
Accumulated (deficit) during development stage        (12,619)         (8,899)
                                                 ------------    ------------
Total Stockholders' Equity (Deficit)                   (2,619)          1,101
                                                 ------------    ------------

Total Liabilities and Stockholders'
 Equity (Deficit)                                $      2,035    $      2,065
                                                 ============    ============




The accompanying notes are an integral part of the financial statements.


                           Springfield Financial, Inc.
                          (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                      For the Period
                                                                       from November
                                                                       2, 2004 (date
                                                                      of development
                                           Three Months Ended         stage) through
                                       March 31,        March 31,        March 31,
                                         2006             2005             2006
                                    -------------    -------------    --------------
Revenues                            $        --      $        --      $         --
                                    -------------    -------------    --------------

Operating Expenses:
  Audit and accounting                      3,090             --               8,920
  Professional fees                           600             --               3,108
  Other                                        30               70               591
                                    -------------    -------------    --------------
Total Operating Expenses                    3,720               70            12,619
                                    -------------    -------------    --------------
Net (Loss)                          $      (3,720)             (70)          (12,619)
                                    -------------    -------------    --------------

Per Share                           $         nil    $         nil    $         (.01)
                                    =============    =============    ==============

Weighted Average Number of Shares
 Outstanding                            1,000,000        1,000,000           907,025
                                    =============    =============    ==============






The accompanying notes are an integral part of the financial statements.


                           Springfield Financial, Inc.
                          (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                       For the Period
                                                                       from November
                                                                       2, 2004 (date
                                                                      of development
                                           Three Months Ended         stage) through
                                       March 31,        March 31,        March 31,
                                         2006             2005             2006
                                    -------------    -------------    --------------

Cash Flows from Operating
 Activities:
  Net (loss)                        $      (3,720)   $         (70)   $      (12,619)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Increase in accounts payable          3,690               70             4,654
                                    -------------    -------------    --------------
Net Cash Provided by (Used in)
 Operating Activities                         (30)            --              (7,965)
                                    -------------    -------------    --------------

Cash Flows from Investing
 Activities                                  --               --                --
                                    -------------    -------------    --------------

Cash Flows from Financing
 Activities
  Issuance of common stock                   --              5,000            10,000
                                    -------------    -------------    --------------
Net Cash Provided by Financing
 Activities                                  --              5,000            10,000

Increase (decrease) in Cash                   (30)           5,000             2,035

Cash, Beginning of Period                   2,065             --                --
                                    -------------    -------------    --------------
Cash, End of Period                 $       2,035    $       5,000             2,035
                                    =============    =============    ==============
Interest Paid                       $        --      $        --      $         --
                                    =============    =============    ==============
Income Taxes Paid                   $        --      $        --      $         --
                                    =============    =============    ==============





The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of March 31, 2006, and the statements of operations and the statements of cash flows for the three month periods ended March 31, 2006 and 2005, have been prepared by Springfield Financial, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at March 31, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

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

(3)      Common Stock

On January 31, 2005, the Company issued 75,000,000 shares of its common stock, representing 75% of its common stock outstanding at January 31, 2006. In consideration of the issuance of the 75,000,000 shares of common stock, the receiving company, Pride, contributed $5,000 to the Company and has agreed to provide further consultation services valued at $25,000 to assist in preparation of documents necessary to resume filing of reporting documentation with the SEC. This transaction resulted in a change in control of the Company.

The Company held a shareholders meeting on January 31, 2005 principally for the purpose of effecting a reverse split of its common stock on a one for one hundred basis and to elect a new Board of Directors.

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

The Company generated no revenues during the quarter ended March 31, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. Company incurred consulting fees during the quarter ending March 31, 2005 totaling $25,000 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2006, the Company had no material commitments for capital expenditures.

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

         31. 2  Certification of Vice President            Filed herewith
                pursuant to Section 302 of the             electronically
                Sarbanes-Oxley Act of 2002

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

Date: May 22, 2006

By:


 /s/ Michael Schumacher
----------------------------
Michael Schumacher
President, Treasurer,
 Chief Executive Officer and
 Chief Financial Officer



By:


  /s/ Peter Porath
----------------------------
Peter Porath
Vice-President