Form 10QSB
period 2006-06-30
SPRINGFIELD FINANCIAL INC
filed 2006-08-18
CIK 832098

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2006


                       Commission File Number: 33-21165-D


                           Springfield Financial, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                     84-1079153
----------------------------                ---------------------------------
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

                            Yes   X                No _____
                                -----


As of June 30, 2006, the Registrant had 1,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

Part I.           Financial Information

         Item I.  Financial Statements

                           Balance Sheets as of June 30, 2006
                            (unaudited) and December 31, 2005               2

                           Statements of Operations, Three Months
                             Ended June 30, 2006 and 2005 (unaudited)       3

                           Statements of Operations, Six Months
                             Ended June 30, 2006 and 2005 (unaudited)       4

                           Statements of Cash Flows, Six Months
                             Ended June 30, 2006 and 2005 (unaudited)       5

                           Notes to Financial Statements                    6

         Item 2.  Management's Discussion and Analysis of
                             Financial Conditions and Results of
                             Operations                                     7

Part II.  Other Information                                                 8

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                   June 30,      December 31,
                                                     2006            2005
                                                  (Unaudited)    (See Note 1)
                                                 ------------    ------------
                                     ASSETS

Current Assets:
  Cash                                           $      2,005    $      2,065
                                                 ------------    ------------
  Total Assets                                   $      2,005    $      2,065
                                                 ============    ============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable, related party                $      2,450    $        964
  Accrued expenses                                      3,850            --
                                                 ------------    ------------
  Total Current Liabilities                             6,300             964
                                                 ------------    ------------

Stockholders' Equity (Deficit):
Common Stock, no par value,
     500,000,000 shares authorized
     1,000,000 shares issued and
     outstanding                                      333,567         333,567
Stock subscriptions                                   (20,000)        (20,000)
Accumulated (deficit)                                (303,567)       (303,567)
Accumulated (deficit) during development stage        (14,295)         (8,899)
                                                 ------------    ------------
Total Stockholders' Equity (Deficit)                   (4,295)          1,101
                                                 ------------    ------------

Total Liabilities and Stockholders'
 Equity (Deficit)                                $      2,005    $      2,065
                                                 ============    ============





The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                              Three Months Ended
                                            June 30,       June 30,
                                              2006           2005
                                          -----------    -----------

Revenues                                  $      --      $      --
                                          -----------    -----------

Operating Expenses:
  Audit and accounting                          1,420          4,800
  Professional fees                               225          1,710
  Other                                            30           --
                                          -----------    -----------
Total Operating Expenses                        1,675          6,510
                                          -----------    -----------
Net (Loss)                                $    (1,675)        (6,510)
                                          -----------    -----------

Per Share                                 $       nil    $      (.01)
                                          ===========    ===========

Weighted Average Number of Shares
 Outstanding                                1,000,000      1,000,000
                                          ===========    ===========









The accompanying notes are an integral part of the financial statements.


                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the
                                                                     Period from
                                                                     November 2,
                                                                    2004 (date of
                                                                     development
                                          Six Months Ended         stage) through
                                      June 30,        June 30,        June 30,
                                        2006            2005            2006
                                    ------------    ------------    ------------

Revenues                            $       --      $       --      $       --
                                    ------------    ------------    ------------

Operating Expenses:
  Audit and accounting                     4,510           4,870          10,340
  Professional fees                          825           1,710           3,333
  Other                                       60              53             622
                                    ------------    ------------    ------------
Total Operating Expenses                   5,395           6,633          14,295
                                    ------------    ------------    ------------
Net (Loss)                          $     (5,395)         (6,633)        (14,295)
                                    ------------    ------------    ------------

Per Share                           $       (.01)   $       (.01)   $       (.02)
                                    ============    ============    ============

Weighted Average Number of Shares
 Outstanding                           1,000,000       1,000,000         887,500
                                    ============    ============    ============











The accompanying notes are an integral part of the financial statements.


                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the
                                                                      Period from
                                                                      November 2,
                                                                     2004 (date of
                                                                      development
                                          Three Months Ended        stage) through
                                       June 30,        June 30,        June 30,
                                         2006            2005            2006
                                     ------------    ------------    ------------
Cash Flows from Operating
 Activities:
  Net (loss)                         $     (5,395)   $     (6,633)   $    (14,295)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Increase in accounts payable
       and accrued liabilities              5,335           6,633           6,300
                                     ------------    ------------    ------------
Net Cash Provided by (Used in)
 Operating Activities                         (60)           --            (7,995)
                                     ------------    ------------    ------------

Cash Flows from Investing
 Activities                                  --              --              --
                                     ------------    ------------    ------------

Cash Flows from Financing
 Activities
  Issuance of common stock                   --             5,000          10,000
                                     ------------    ------------    ------------
Net Cash Provided by Financing
 Activities                                  --             5,000          10,000

Increase (decrease) in Cash                   (60)          5,000           2,005

Cash, Beginning of Period                   2,065            --              --
                                     ------------    ------------    ------------
Cash, End of Period                  $      2,005    $      5,000           2,005
                                     ============    ============    ============
Interest Paid                        $       --      $       --      $       --
                                     ============    ============    ============
Income Taxes Paid                    $       --      $       --      $       --
                                     ============    ============    ============





The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2006 (Unaudited)


(1)   Unaudited Financial Statements

The balance sheet as of June 30, 2006, and the statements of operations and the statements of cash flows for the three month and six month periods ended June 30, 2006 and 2005, have been prepared by Springfield Financial, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at June 30, 2006 and for all periods presented, have been made.

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

The Company generated no revenues during the quarter ended June 30, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. Company incurred consulting fees during the quarter ending March 31, 2005 totaling $25,000 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2006, the Company had no material commitments for capital expenditures.

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

Springfield Financial, Inc.

Date: August 18, 2006

By:


 /s/ Michael Schumacher
---------------------------------------
Michael Schumacher
President, Treasurer, Chief Executive Officer and
  Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------
Peter Porath
Vice-President