Form 10QSB
period 2006-09-30
SPRINGFIELD FINANCIAL INC
filed 2006-11-20
CIK 832098

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended September 30, 2006


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

                            Yes   X                No
                                -----                 -----


As of September 30, 2006, the Registrant had 1,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X
                                                               -----      -----

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

         Item I.  Financial Statements

                  Balance Sheets as of September 30, 2006
                   (unaudited) and December 31, 2005                        2

                  Statements of Operations, Three Months
                    Ended September 30, 2006 and 2005 (unaudited)           3

                  Statements of Operations, Nine Months
                    Ended September 30, 2006 and 2005 (unaudited)           4

                  Statements of Cash Flows, Nine Months
                    Ended September 30, 2006 and 2005 (unaudited)           5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations          7

Part II.  Other Information                                                 8

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                 September 30,     December 31,
                                                     2006              2005
                                                  (Unaudited)      (See Note 1)
                                                 -------------    -------------
                                     ASSETS

Current Assets:
  Cash                                           $       2,005    $       2,065
                                                 -------------    -------------
  Total Assets                                   $       2,005    $       2,065
                                                 =============    =============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
  Accounts payable, related party                $       3,010    $         964
  Accrued expenses                                       4,700             --
                                                 -------------    -------------
  Total Current Liabilities                              7,710              964
                                                 -------------    -------------

Stockholders' Equity (Deficit):
Common Stock, no par value,
     500,000,000 shares authorized
     1,000,000 shares issued and
     outstanding                                        50,000           50,000
Stock subscriptions                                    (20,000)         (20,000)
Accumulated (deficit)                                  (20,000)         (20,000)
Accumulated (deficit) during development stage         (15,705)          (8,899)
                                                 -------------    -------------
Total Stockholders' Equity (Deficit)                    (5,705)           1,101
                                                 -------------    -------------

Total Liabilities and Stockholders'
 Equity (Deficit)                                $       2,005    $       2,065
                                                 =============    =============





    The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                               Three Months Ended
                                                 September 30,
                                              2006           2005
                                          -----------    -----------

Revenues                                  $      --      $      --
                                          -----------    -----------

Operating Expenses:
  Audit and accounting                            980           --
  Professional fees                               430            277
  Other                                          --              509
                                          -----------    -----------
Total Operating Expenses                        1,410            786
                                          -----------    -----------
Net (Loss)                                $    (1,410)          (786)
                                          -----------    -----------

Per Share                                 $       nil    $       nil
                                          ===========    ===========

Weighted Average Number of Shares
 Outstanding                                1,000,000      1,000,000
                                          ===========    ===========






    The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For the Period
                                                             from November
                                                             2, 2004 (date
                                                            of development
                                   Nine Months Ended        stage) through
                                     September 30,           September 30,
                                  2006           2005            2006
                              -----------    -----------    --------------

Revenues                      $      --      $      --      $         --
                              -----------    -----------    --------------

Operating Expenses:
  Audit and accounting              5,060          4,870            11,320
  Professional fees                 1,686          1,617             3,763
  Other                                60            932               622
                              -----------    -----------    --------------
Total Operating Expenses            6,806          7,419            15,705
                              -----------    -----------    --------------
Net (Loss)                    $    (6,806)        (7,419)          (15,705)
                              -----------    -----------    --------------

Per Share                     $      (.01)   $      (.01)   $         (.02)
                              ===========    ===========    ==============

Weighted Average Number of
 Shares Outstanding             1,000,000      1,000,000           902,500
                              ===========    ===========    ==============










    The accompanying notes are an integral part of the financial statements.



                           Springfield Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   For the Period
                                                                    from November
                                                                    2, 2004 (date
                                                                   of development
                                          Nine Months Ended        stage) through
                                            September 30,           September 30,
                                         2006           2005            2006
                                     -----------    -----------    --------------
Cash Flows from Operating
 Activities:
  Net (loss)                         $    (6,806)   $    (7,419)   $      (15,705)
  Adjustment to reconcile net
   (loss) to net cash provided
    by operating activities:
      Increase in accounts payable
       and accrued liabilities             6,746            786             7,710
                                     -----------    -----------    --------------
Net Cash Provided by (Used in)
 Operating Activities                        (60)        (6,633)           (7,995)
                                     -----------    -----------    --------------

Cash Flows from Investing
 Activities                                 --             --                --
                                     -----------    -----------    --------------

Cash Flows from Financing
 Activities
  Issuance of common stock                  --           10,000            10,000
                                     -----------    -----------    --------------
Net Cash Provided by Financing
 Activities                                 --           10,000            10,000

Increase (decrease) in Cash                  (60)         3,367             2,005

Cash, Beginning of Period                  2,065           --                --
                                     -----------    -----------    --------------
Cash, End of Period                  $     2,005    $     3,367             2,005
                                     ===========    ===========    ==============
Interest Paid                        $      --      $      --      $         --
                                     ===========    ===========    ==============
Income Taxes Paid                    $      --      $      --      $         --
                                     ===========    ===========    ==============





    The accompanying notes are an integral part of the financial statements.

                           Springfield Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2006 (Unaudited)


(1)   Unaudited Financial Statements
      ------------------------------

The balance sheet as of September 30, 2006, and the statements of operations and the statements of cash flows for the three month and nine month periods ended September 30, 2006 and 2005, have been prepared by Springfield Financial, Inc. (Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2006 and for all periods presented, have been made.

It is suggested that these statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission.

(2)   Basis of Presentation - Going Concern
      -------------------------------------

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

(3)   Common Stock
      ------------

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

The Company generated no revenues during the quarter ended September 30, 2006, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan. Company incurred consulting fees during the quarter ending March 31, 2005 totaling $25,000 relating to stock issued for services.

The Company has minimal capital. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At September 30, 2006, the Company had no material commitments for capital expenditures.

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

         31.2   Certification of Vice President            Filed herewith
                pursuant to Section 302 of the             electronically
                Sarbanes-Oxley Act of 2002

         32.1   Certification of Chief Executive           Filed herewith
                Officer and Chief Financial                electronically
                Officer pursuant to 18 U.S.C.
                Section 1350

         32.2   Certification of Vice President            Filed herewith
                pursuant to 18 U.S.C. Section 1350         electronically


         (b) Reports on Form 8-K.  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Springfield Financial, Inc.

Date: November 17, 2006

By:


 /s/ Michael Schumacher
---------------------------------------------
Michael Schumacher
President, Treasurer, Chief Executive Officer
  and Chief Financial Officer



By:


  /s/ Peter Porath
---------------------------------------------
Peter Porath
Vice-President