Form 10KSB
period 2006-12-31
SPRINGFIELD FINANCIAL INC
filed 2007-02-01
CIK 832098

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  For the fiscal year ended - December 31, 2006
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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


             2525 Fifteenth Street, Suite 3H, Denver, Colorado 80211
                    (Address of principal executive offices)

                    Issuer's telephone number: (303) 480-5037

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [X] NO [ ]

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

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                       1,000,000 as of December 31, 2006.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 2525 Fifteenth Street, Suite 3H, Denver, CO 80211, which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

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

(b) Holders.

As of January 16, 2007, there are approximately 41 holders of the Company's Common Stock.

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

Liquidity and Capital Resources.

On February 26, 1988, the date of original formation, the Company issued 25,000,000, pre-split, shares of common stock. On January 31, 2005, the Company issued 75,000,000, pre-split, shares for services to assist the Company in becoming fully reporting with the Securities & Exchange Commission and an initial capital contribution of $10,000 cash. As part of said agreement with the Company, Pride has agreed to provide future funding, up to an additional of $20,000, to assist the Company in either starting a new business or locating a business combination. It is the opinion of the Company's management that the fair value of stock issued under this arrangement is $30,000. The measurement date for the issuance of stock was January 31, 2005. On January 31, 2005, the Company effected a one for one hundred reverse stock split which resulted in Pride owning 750,000 post split shares of common stock.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


    Report of Independent Registered Public Accounting Firm                F-2

    Financial Statements:

             Balance Sheet                                                 F-3

             Statements of Operations                                      F-4

             Statement of Changes in Stockholders' (Deficit)               F-5

             Statements of Cash Flows                                      F-6

             Notes to Financial Statements                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Springfield Financial, Inc.
Denver, CO

We have audited the accompanying balance sheet of Springfield Financial, Inc. as of December 31, 2006, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2006 and 2005, and for the period from November 2, 2004 (date of development stage) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Springfield Financial, Inc. (a development-stage company) as of December 31, 2006, and the results of its operations, changes in its stockholders' (deficit) and its cash flows for the years ended December 31, 2006 and 2005, and for the period from November 2, 2005 (date of development stage) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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



Miller and McCollom
Certified Public Accountants
4350 Wadsworth Blvd., Suite 300
Wheat Ridge, CO 80033

January 25, 2007

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                                  BALANCE SHEET
                                December 31, 2006

                                     ASSETS


Current Assets:

Cash                                                           $   2,005
                                                               ---------
  Total Current Assets                                             2,005

TOTAL ASSETS                                                   $   2,005
                                                               =========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
   Accounts payable, related party                             $   3,419
   Accrued expenses                                                5,550
                                                               ---------
      Total Current Liabilities                                    8,969


TOTAL LIABILITIES                                                  8,969
                                                               ---------

Stockholders' (Deficit):
   Preferred stock, no par value
    50,000,000 shares authorized,
    none issued and outstanding                                     --
  Common stock, no par value
   500,000,000 shares authorized,
   1,000,000 issued and outstanding                              333,567
  Stock subscriptions                                            (20,000)
  Accumulated (deficit)                                         (303,567)
  Accumulated (deficit) during the development stage             (16,964)
                                                               ---------

TOTAL STOCKHOLDERS'(DEFICIT)                                      (6,964)
                                                               ---------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                  $   2,005
                                                               =========




The accompanying notes are an integral part of the financial statements.




                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS


                                                                     For the period
                                                                    from November 2,
                                                                     2004 (date of
                                                                      development
                                           For the Year Ended        stage) through
                                              December 31             December 31
                                          2006           2005             2005
                                      -----------    -----------    ---------------

Revenue                               $      --      $      --      $          --
                                      -----------    -----------    ---------------

Expenses:
  Audit and accounting                      6,000          5,830             11,830
  Professional fees                         2,005          2,508              4,513
  Other                                        60            561                621
                                      -----------    -----------    ---------------
                                            8,065          8,899             16,964
                                      -----------    -----------    ---------------

Net (Loss)                            $    (8,065)   $    (8,899)   $       (16,964)
                                      ===========    ===========    ===============


Per Share                             $      (.01)   $      (.01)
                                      ===========    ===========


Weighted Average Shares Outstanding     1,000,000        936,301
                                      ===========    ===========






The accompanying notes are an integral part of the financial statements.



                                               SPRINGFIELD FINANCIAL, INC.
                                               ---------------------------
                                              (A Development Stage Company)

                                     STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                              For the Period from January 1, 2003 through December 31, 2006

                                                                                                           Accumulated
                                                                                                            (Deficit)
                                                                                                            during the
                            Preferred    Stock       Common      Stock         Stock        Accumulated    Development
                           No./Shares    Amount    No./Shares    Amount    Subscriptions     (Deficit)        Stage         Total
                           ----------   --------   ----------   --------   -------------    -----------    -----------    ---------
Balance at
 January 1, 2003                 --     $   --        250,000   $303,567   $        --      $  (303,567)   $      --      $    --

Net loss-year ended
 December 31, 2004               --         --           --         --              --             --             --           --
                           ==========   ========   ==========   ========   =============    ===========    ===========    =========
Balance at
 December 31, 2004               --         --        250,000    303,567            --         (303,567)          --           --

Stock issued for cash at         --         --        750,000     30,000         (20,000)          --             --         10,000

Net loss-year ended
 December 31, 2005               --         --           --         --              --             --           (8,899)      (8,899)
                           ----------   --------   ----------   --------   -------------    -----------    -----------    ---------

Balance at
 December 31, 2005               --         --      1,000,000    333,567         (20,000)      (303,567)        (8,899)       1,101
Net loss-year ended
 December 31, 2006               --         --           --         --              --             --           (8,065)      (8,065)
                           ----------   --------   ----------   --------   -------------    -----------    -----------    ---------

Balance at
 December 31, 2006               --     $   --      1,000,000   $333,567   $     (20,000)   $  (303,567)   $   (16,964)   $  (6,964)
                           ==========   ========   ==========   ========   =============    ===========    ===========    =========


The accompanying notes are an integral part of the financial statements.



                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                                         For the period
                                                                        from November 2,
                                                                         2004 (date of
                                                                          development
                                                For the Year Ended       stage) through
                                                   December 31            December 31
                                                2006         2005             2006
                                              ---------    ---------    ---------------
Cash Flows from Operating Activities:
 Net (Loss)                                   $  (8,065)   $  (8,899)   $       (16,964)
 Adjustment to reconcile net (loss) to net
 cash provided by operating activities:
   Increase in accounts payable and
    accrued expenses                              8,005          964              8,969
                                              ---------    ---------    ---------------

  Net Cash (Used in) Operating Activities           (60)      (7,935)            (7,995)
                                              ---------    ---------    ---------------

Cash Flows from Investing Activities               --           --                 --
                                              ---------    ---------    ---------------

Cash Flows from Financing Activities:
  Stock issued for cash                            --         10,000             10,000
                                              ---------    ---------    ---------------

  Net Cash Provided by Financing Activities        --         10,000             10,000

Increase (decrease) in Cash                         (60)       2,065              2,005

Cash, Beginning of Period                         2,065         --                 --
                                              ---------    ---------    ---------------

Cash, End of Period                           $   2,005    $   2,065    $         2,005
                                              =========    =========    ===============

Interest Paid                                 $    --      $    --      $          --
                                              =========    =========    ===============

Income Taxes Paid                             $    --      $    --      $          --
                                              =========    =========    ===============



The accompanying notes are an integral part of the financial statements.

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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


                           SPRINGFIELD FINANCIAL, INC.
                           ---------------------------
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

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

(2)      Income Taxes
         ------------

The Company has an estimated net operating loss carry forward of approximately
$37,126 at December 31, 2006 to offset future taxable income. The net operating loss carry forward if not used, will expire in various years through 2026. The net operating loss carry forward prior to the year ended December 31, 2005 has expired or is restricted due to the change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                         Estimated                Change in
Year Ending   Estimated NOL     NOL     Tax Benefit   Valuation   Valuation   Net Tax
December 31,  Carry-forward   Expires     from NOL    Allowance   Allowance   Benefit
------------  -------------   -------   -----------   ---------   ---------   -------
    2005           8,899        2025       1,646       (1,646)     (1,646)       --
    2006          16,964        2026       3,138       (3,138)     (1,492)

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

         Income tax benefit at statutory rate resulting from
          net operating loss carry forward                            (15%)
         State tax benefit, net of federal benefit                   (3.5%)
         Deferred income tax valuation allowance                     18.5%
                                                               -----------------
        Actual tax rate                                               0%
                                                               =================

(3)      Common and Preferred Stock
         --------------------------

As of December 31, 2006, the Company's Articles of Incorporation, as amended, authorized the issuance of up to 500,000,000 shares of no par value common stock and up to 50,000,000 shares of no par value preferred stock. As of December 31, 2006, there were 1,000,000 shares of common stock issued and outstanding and there were no preferred shares issued or outstanding. The terms and preferences of the authorized preferred stock may be determined at the discretion of the Company's board of directors.

On February 26, 1988, the date of original formation, the Company issued 25,000,000 shares of common stock. On January 31, 2005, the Company issued an additional 75,000,000 pre-split shares (750,000 post split) of its common stock, representing 75% of its common stock outstanding at January 31, 2005 in exchange for $30,000. As of December 31, 2006, Pride had contributed $10,000 of the $30,000. The remaining $20,000 is to be contributed subsequent to December 31, 2006 and is accounted for as stock subscriptions. Pride has also agreed to advise the Company as to potential business combinations. This transaction resulted in a change in control of the Company.

Effective January 31, 2005, the Company effected a one for one hundred reverse stock split, effectively reducing the number of outstanding shares to 1,000,000 shares of common stock.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS AND DIRECTORS

The following table sets forth certain information concerning each of the Company's directors and executive officers:

NAME                        AGE             POSITION

Michael Schumacher          57              President, Treasurer, Director and
                                             Chief Financial
Officer

Peter Porath                73              Vice-President and Director


George Powell               80              Secretary and Director


Michael Schumacher has been President, Treasurer, Chief Financial Officer and a Director of the Company since January 2005. Mr. Schumacher was President and Chairman of the Board of PIDV, a public real estate company, until December 2002. Mr. Schumacher was from October 1996 until September 1999, a director, president and treasurer of Rocky Mountain Power Company, a public real estate company. Mr. Schumacher has also been a director, president and treasurer of Pride, Inc., a real estate company, since inception, August 22, 2001. Mr. Schumacher was a director and officer of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), an inactive public company, from November 2000 until February 2001, and a director and officer of Vacation Ownership Marketing, Inc., an inactive public company, from May 2000 until August 2001. Since January 2003, Mr. Schumacher has been Vice-President and a Director of Federal Mortgage Corporation of Puerto Rico (Federal), which was an inactive public company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 to May 31, 2005, a Vice-President and Director of National Superstars, Inc, an inactive public company until May 31, 2005. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. From January 2005 to June 2006, he was President, Treasurer, Chief Financial Officer and a Director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Also since January 2005, he has been President, Treasurer, CFO and a director of Springfield Financial, Inc., an inactive public company. Since March 2005, he has been Secretary, Treasurer and a director of American Telstar, Inc., an inactive public company. Mr. Schumacher is President, Chairman of the Board, and controlling shareholder of Pride, Inc. and its wholly-owned subsidiaries, including Pride Equities, Inc. Pride, Inc. and its subsidiaries are primarily in the real estate investment business. Mr. Schumacher was President and Treasurer of Birch Branch, Inc. until December 2006. Effective December 2006, Birch Branch, Inc. completed a business combination, resulting in a change in control of Birch Branch, Inc. Mr. Schumacher is and has been for more than 20 years, a Director and President of Schumacher & Associates, Inc., a certified public accounting firm located in Denver, Colorado that provides audit services, principally to public companies on a national basis throughout the U.S.A. Mr. Schumacher is a Certified Public Accountant, Certified Management Accountant and an Accredited Financial Planning Specialist. Mr. Schumacher has a Bachelor of the Sciences Degree in Business Administration with a major in accounting from the University of Nebraska at Kearney and a Masters in Business Administration from the University of Colorado.

Peter Porath has been Vice-President and a director of the Company from January 2005 until January 2007. Since January 2003, Mr. Porath has been President and a Director of Federal Mortgage Corporation of Puerto Rico, Inc. (Federal), which was an inactive public company until March 31, 2005. Effective March 31, 2005, Federal acquired 100% ownership of Pride Lending, Inc. from a related party. Pride Lending, Inc. principally invests in mortgage loans. He was also, from June 2003 until May 31, 2005, a President and Director of National Superstars, Inc, an inactive pubic company. Effective May 31, 2005, National Superstars, Inc. completed a business combination with MSO Holdings, Inc. resulting in a change in control of National Superstars, Inc. From January 2005 until June 2006, he has been a director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Mr. Porath is currently a director of Sun Vacation Properties Corporation (formerly Commonwealth Equities, Inc.), a public company, and was President from November 2000 until February 2001. Mr. Porath was a director and president of Vacation Ownership Marketing, Inc., (a public company) from May 2000 until August 2001. Mr. Porath was a director for Plants for Tomorrow, an environmental mitigation concern through the years from 1989-1991. From 1990 through 2001, Mr. Porath, semi-retired operated a retail magic supply store in Fort Lauderdale, Florida, Merlin's Festival of Magic. From 1978 to 1979, Mr. Porath was executive vice-president and director of International Resort Properties, Inc., a timesharing company in Hillsboro Beach, Florida where he was responsible for the development of a 20-unit project. Prior to 1978, Mr. Porath was Vice President of Investment Corporation of Florida, a public company, and developer in Wellington and Palm Beach, now a city of 30,000 people. Mr. Porath holds a Bachelor of the Arts Degree in English from Ripon College and a Juris Doctor from De Paul University in Chicago.

George A. Powell has been Secretary and a Director of the Company since January 2005. Mr. Powell has been a director, secretary and vice-president of Pride, Inc., a real estate company, since August 22, 2001. Mr. Powell was from October 1996 until September 1999, a director, secretary and vice-president of Rocky Mountain Power Co., a public real estate company. Mr. Powell was previously, until November 12, 2002, a director, secretary and vice-president of Prime Rate Income & Dividend Enterprises, Inc. (PIDV), a public real estate company. Since December 2004, he has been Vice-President and Secretary of Springfield Financial, Inc., an inactive public company. From January 2005 to June 2006, he was secretary and a director of Marwich II, Ltd., an inactive public company. Effective June 2006, Marwich II, Ltd. completed a business combination, resulting in a change in control of Marwich II, Ltd. Mr. Powell was a director, secretary, and vice-president of Birch Branch, Inc. until December 2006. Effective December 2006, Birch Branch, Inc. completed a business combination, resulting in a change in control of Birch Branch, Inc. Mr. Powell was previously a director and president of Continental Investors Life, Inc., a public reporting insurance company. Since Mr. Powell's retirement from the insurance business in 1988, he has been self-employed as a business consultant.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information as of December 31, 2006 regarding the beneficial ownership of the Company's Common Stock by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each Director and executive officer of the Company and (iii) by all executive officer and Directors of the Company as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

NAME AND ADDRESS                                NUMBER OF         PERCENTAGE
                                               SHARES OWNED        OF SHARES
                                              OR CONTROLLED          OWNED

Michael Schumacher,
beneficially through Pride Equities, Inc.           750,000          75.0%
Denver, Colorado

Michael Schumacher,
Beneficially through siblings and children            9,000           0.9%
                                              -------------          -----
                                                    759,000          75.9%

George A Powell, beneficially though
Eula Mae Powell, wife                                25,000           2.5%

All Officers and Directors as a Group               784,000          78.4%


All Officers, Directors, and more than
5% owners, as a group                               784,000          78.4%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In January 2005, The Board, appointed three new members and officers, Michael Schumacher, George A. Powell and Peter Porath, shareholders of the firm. Pride Equities, Inc. (Pride) and management likewise secured the services of Pride, a consulting firm, which is expected to assist the Company in its efforts to salvage value for the benefit of its shareholders. The Company has opted to become a "blank check" company and to further engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pride contributed $10,000 as paid in capital to the Company to pay costs of current accounting and filings with the Securities and Exchange Commission so as to reactivate the Company as a reporting company. Pride has also agreed to contribute up to an additional $20,000 of funding to cover the associated costs relating to becoming a reporting company. Pride has also agreed to advise the Company as to potential business combinations. In consideration for these services and the capital contribution(s), the Company issued Pride 75,000,000, pre reverse split shares of its common stock, (750,000 post split) representing 75% of its common stock outstanding as of January 31, 2005.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 7.

(b) Reports on Form 8-K

Form 8-K filed January 31, 2007 regarding resignation of officer.

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

Springfield Financial, Inc.

Date:  January 31, 2007

By:


 /s/ Michael Schumacher
-------------------------------------
Michael Schumacher
President, Treasurer, Chief Executive
 Officer and Chief Financial Officer



By:


 /s/ George A. Powell
-------------------------------------
George A. Powell
Secretary